Form 10-K
period 2001-12-31
FIRST CONSUMERS MASTER TRUST
filed 2003-02-11
CIK 893331

UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                 Washington, DC  20549

                     FORM 10-K405

(Mark one)

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended............December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.........to..........

Commission file numbers ....333-48860 and 333-48860-01

                First Consumers National Bank
                First Consumers Master Trust

(Exact name of co-registrants as specified in charter)

       Illinois                                93-0982044
(State of incorporation)         (I.R.S. Employer Identification No.
                                  of First Consumers National Bank)

9300 S.W. Gemini Drive
Beaverton, OR                                    97008
(Address of principal executive offices)     (Zip Code)

First Consumers National Bank telephone number, including area code: (800) 876-3262

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

              First Consumers Credit Card Master Note Trust Class A Series 2001-A Floating Rate Asset Backed Notes Class B Series 2001-A Floating Rate Asset Backed Notes Class C Series 2001-A Floating Rate Asset Backed Notes
      (Title of each class of securities covered by this Form)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X              No
                  -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The common equity of the registrant is not publicly traded and is entirely held by affiliates. The aggregate principal value of the Notes held by non-affiiates of the registrant as of December 31, 2001 was $561 million.
-------------------------------------------------------------------------


PART I

ITEM 1.    BUSINESS.

The First Consumers Credit Card Master Note Trust (the "Issuer") is a common law trust created under the laws of the State of Illinois. The First Consumers Credit Card Master Note Trust is operated under a Trust Agreement (the
"Trust Agreement"), dated as of March 1, 2001, between First Consumers
National Bank (the "Seller") and Bankers Trust Company (subsequently changed to Deutche Bank Trust Company Americas), as the Owner Trustee. The Issuer's activities are limited to acquiring, owning and managing trust assets and the proceeds of those assets; issuing and making payments on the notes; and engaging in related activities. On March 6, 2001, $462,000,000, $63,000,000 and $36,000,000 Class A,B and C Floating Rate Asset-Backed Notes, respectively, (the "Notes") were issued by the Issuer under an indenture supplement to an indenture, each between the Issuer and The Bank of New York, as indenture trustee.

The Notes are secured by a beneficial interest in a pool of receivables (the "Receivables") that arise under MasterCard and Visa credit card accounts owned by First Consumers National Bank ("FCNB"), a national banking association engaged in credit card operations and a wholly-owned subsidiary of Spiegel, Inc. ("Spiegel"). FCNB currently designates all eligible accounts in its portfolio of bank card credit card accounts and transfers the receivables in those accounts to First Consumers Credit Corporation under a receivables purchase agreement. First Consumers Credit Corporation, in turn, transfers the receivables to First Consumers Master Trust, an Illinois common trust operated under a pooling and servicing agreement, amended and restated in December 2001, among First Consumers National Bank, as seller and servicer, and the Bank of New York as trustee (the "Trustee").

First Consumers Master Trust has issued a collateral certificate to FCNB that represents a beneficial interest in the Receivables. FCNB transferred the collateral certificate to the Issuer under a transfer and servicing agreement among FCNB, as seller and servicer, and the Issuer.

The Notes were registered under a Registration Statement (file nos. 333-48860 and 333-48860-01) on Form S-3 declared effective on March 1, 2001.

Significant Events
-------------------
In the fourth quarter of 2001, Spiegel formalized a plan to sell FCNB, the Company's special purpose bank, and Financial Services Acceptance Corporation
(FSAC). Spiegel anticipates the completion of a sale of FCNB and FSAC by April 2003. To the extent that Spiegel is unable to sell FCNB and FSAC, FCNB and FSAC will be liquidated as part of the liquidation of FCNB in its entirety, as required under an agreement with the Office of the Comptroller of the Currency ("OCC").

On May 15, 2002, FCNB entered into an agreement with the OCC, the primary federal regulator of FCNB. The agreement calls for FCNB to comply with certain requirements. The agreement, among other things, (i) contains restrictions on transactions between FCNB and its affiliates and requires
FCNB to complete a review of all existing agreements with affiliated companies, and to make necessary and appropriate changes; (ii) requires FCNB to obtain an aggregate of $198 million in guarantees, which guarantees have been provided through Spiegel's majority shareholder; (iii) restricts FCNB's ability to accept, renew or rollover deposits; (iv) places restrictions on FCNB's ability to issue new credit cards and make credit line increases;
(v) requires FCNB within 30 days of the agreement to file with the OCC a disposition plan to either sell, merge or liquidate the bank; (vi) requires FCNB to maintain sufficient assets to meet daily liquidity requirements;
(vii) requires FCNB to complete a comprehensive risk management assessment;
(viii) establishes minimum capital levels for FCNB; and (ix) provides for increased oversight by and reporting to the OCC; and (x) provides for the maintenance of certain asset growth restrictions.

In October 2002, FCNB submitted a revised disposition plan to the OCC.
The disposition plan provides for the sale or liquidation of the FCNB bankcard portfolio by April 30, 2003. To the extent that Spiegel is unable to sell the FCNB bankcard portfolio, the portfolio will be liquidated as part of the liquidation of FCNB in its entirety. On November 27, 2002, the OCC approved the disposition plan.

In May 2002, the applicable credit rating agencies downgraded their ratings of the Series 2001-A Class A and Class B Notes issued by the Issuer. The credit ratings of the Class A Notes were downgraded by Standard & Poor's from AAA to AA, by Moody's from Aaa to Aa1, and by Fitch from AAA to AA-. The credit ratings of the Class B Notes were downgraded by Standard & Poor's from A to BBB+, by Moody's from A2 to Baa2, and by Fitch from A to BBB+. Furthermore, on August 16, 2002, Moody's further downgraded the credit rating of the Class A Notes from Aa1 to Aa2 and the credit rating of the Class B Notes from Baa2 to Baa3.

In addition, FCNB, as Servicer, has forecasted that, in the next several months, the Issuer will not meet certain minimum performance requirements related to the Issuer's securitization transactions. If FCNB cannot achieve the minimum performance requirements, a "Pay Out Event" will occur.


ITEM 2.   PROPERTIES.

Not applicable.

----------------------------------------------------------------------------

ITEM 3.   LEGAL PROCEEDINGS.

On May 15, 2002, FCNB entered into an agreement with the OCC, the primary federal regulator of FCNB. The agreement calls for FCNB to comply with certain requirements. The agreement, among other things, (i) contains restrictions on transactions between FCNB and its affiliates and requires
FCNB to complete a review of all existing agreements with affiliated companies, and to make necessary and appropriate changes; (ii) requires FCNB to obtain an aggregate of $198 million in guarantees, which guarantees have been provided through Spiegel's majority shareholder; (iii) restricts FCNB's ability to accept, renew or rollover deposits; (iv) places restrictions on FCNB's ability to issue new credit cards and make credit line increases;
(v) requires FCNB within 30 days of the agreement to file with the OCC a disposition plan to either sell, merge or liquidate the bank; (vi) requires FCNB to maintain sufficient assets to meet daily liquidity requirements;
(vii) requires FCNB to complete a comprehensive risk management assessment;
(viii) establishes minimum capital levels for FCNB; and (ix) provides for increased oversight by and reporting to the OCC; and (x) provides for the maintenance of certain asset growth restrictions.

In October 2002, FCNB submitted a revised disposition plan to the OCC.
The disposition plan provides for the sale or liquidation of the FCNB bankcard portfolio by April 30, 2003. To the extent that Spiegel is unable to sell the FCNB bankcard portfolio, the portfolio will be liquidated as part of the liquidation of FCNB in its entirety. On November 27, 2002, the OCC approved the disposition plan.

Other than the matter discussed above, the co-registrants are not aware of any material pending legal proceedings, involving the Registrants, the Trustee, the Seller or the Servicer with respect to the Notes or the Registrants property.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS.

No vote or consent of the holder of the Notes was solicited for any purpose during the year ended December 31, 2001.








------------------------------------------------------------------------------



PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

To the best of the registrants' knowledge, there is no established public trading market for the Notes. As of March 5, 2002, there were two Noteholders of record of the Class A, B and C Series 2001-A who each may be holding Notes for the accounts of others.


ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Not applicable.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


-----------------------------------------------------------


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not applicable. The Issuer does not have directors and executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

Not applicable.  The Issuer does not have any employees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

As of March 5, 2002, there was one Noteholder of record holding 100% of both the Class A and B Series 2001-A and one Noteholder of record holding 100% of the Class C Series 2001-A, both of which may be holding the Notes for the accounts of others. The following are the names and addresses of the entities which hold of record 100% of the outstanding principal amounts of the Class A,B and C Notes:

          Class A and B Series 2001-A Noteholder:

          CEDE & CO
          55 Water Street
          New York, NY  10041

          Class C Series 2001-A Noteholder:

          Gemini Securitization Corp. (formerly Twin Towers Corp)
          1290 6th Ave, 6th FL.
          New York, NY  10019



---------------------------------------------------------------------

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None, except the information concerning the servicing fees paid to the Servicer by the Trust as contained in Exhibit 99, which is incorporated herein by reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K.

a.  The following documents are filed as part of this Report:

     (3.)  Exhibits

      Exhibit
      Number   Description of Exhibit
      -------  -----------------------
       4.1     Receivables Purchase Agreement, dated as of
               December 31, 2001, by and between First
               Consumers Credit Corporation as Buyer, and
               First Consumers National Bank, as RPA Seller. (1)

       4.2 Pooling and Servicing Agreement, dated as of September 30, 1992, amended and restated February 1, 1999, and amended and restated a second time as of December 31, 2001, by and between First Consumers Credit Corporation, as Seller, First Consumers National Bank, as Servicer, and the Bank of New York, as Successor Trustee on behalf of the Certificateholders of First Consumers Master Note Trust. (1)

       4.3 Transfer and Servicing Agreement, dated as of March 1, 2001, amended and restated as of December 31, 2001, by and between First Consumers Credit Corporation, as Seller, First Consumers National Bank, as Servicer, and First Consumers Credit Card Master Note Trust, as Issuer. (1)

       4.4 Collateral Series Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 1, 2001, by and between First Consumers National Bank, as Seller and Servicer, and the Bank of New York, as Trustee on behalf of the Collateral Certificateholder. (1)

       4.5 Series 1999-A Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of February 1, 1999, by and between First Consumers National Bank, as Seller and Servicer, and Harris Trust and Savings Bank, as Trustee on behalf of the Series 1999-A Certificateholders. (1)

       4.6 Master Indenture, dated as of March 1, 2001, amended and restated as of December 31, 2001, by and between First Consumers Credit Card Master Note Trust, as Issuer, and The Bank of New York, as Indenture Trustee. (1)

       4.7 Series 2001-A Indenture Supplement, dated as of March 1, 2001, by and between First Consumers Credit Card Master Note Trust, as Issuer, and The Bank of New York, as Indenture Trustee. (1)

       4.8 Series 2001-VFN Indenture Supplement, dated as of October 17, 2001, by and between First Consumers Credit Card Master Note Trust, as Issuer, and The Bank of New York, as Indenture Trustee. (1)

      10.1     Consent Order dated as of May 15, 2002, between
               First Consumers National Bank and the Office of the Comptroller of the Currency. (1)


      99       Annual Noteholder Statement for the period ended
               December 31, 2001.

      99.3     Independent Accountants review of Agreed-Upon Procedures

      (1) Filed as an Exhibit to the Spiegel, Inc. 2001 Form 10-K and hereby incorporated by reference herein.

b. The Registrants filed the following current reports on Form 8-K for the fourth quarter of 2001:

Date of Report:  December 17, 2001
Items Covered:   Noteholders' Statement for the monthly period
                 beginning November 1, 2001 and ending November
                 30, 2001.

Date of Report:  November 15, 2001
Items Covered:   Noteholders' Statement for the monthly period
                 beginning October 1, 2001 and ending October
                 31, 2001.

Date of Report:  October 15, 2001
Items Covered:   Noteholders' Statement for the monthly period
                 beginning September 1, 2001 and ending September
                 30, 2001.
-------------------------------------------------------------






SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the co-registrants have duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2003.


First Consumers National Bank
(Co-Registrant)


By:  /s/ James E. Huston
    -----------------------------
    Name:  James E. Huston
    Title: President and Chief Executive Officer




-------------------------------------------------------------









Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the co-registrants, and in the capacities indicated on February 7, 2003.


   Signature                        Title
  --------------                  -----------------

/s/ Jim Huston
-----------------------            President and Director
Jim Huston                         (Principal Executive, Financial and
                                   Accounting Officer)




---------------------------------------------------------------------


CERTIFICATIONS

CERTIFICATION FOR ASSET-BACKED ISSUERS PURSUANT TO EXCHANGE ACT RULES 13a-14 AND 15d-14

I, Jim Huston, hereby certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Issuer.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.

Date: February 7, 2003

						By:/s/ James E. Huston
                                                   ---------------------
                                                Name: James E. Huston
                                                Title: President and
                                                Chief Executive Officer
                                                First Consumers National Bank
                                                (Co-registrant)